Form 10-Q
period 2012-03-31
China Inc
filed 2012-05-08
CIK 1494562

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No.333-169406

China Inc.,

(Exact name of registrant as specified in its charter)

Nevada	27-3028235
(State or other jurisdiction	(I.R.S. Employer Identification No.)
of incorporation or organization)

12520 A1 Westheimer #138

Houston, Texas 77077

(Address of principal executive offices)

1-281-776-9100

(Issuer's telephone number)

Indicate by checkmark whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X ] No[ ]

Indicate by check mark whether the registrant is a large accelerated filed, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer [ ]                 Accelerated filer [ ]

Non-accelerated filer [ ]                   Small Reporting company [X]

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted  and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  [x] Yes   [  ] No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the most practicable date: 45,000,000 as of March 31, 2012

China Inc.,

Form 10-Q Report Index

CHINA INC.,

( A Development Stage Company)

Condensed Balance Sheets

	March 31, 2012 ( unaudited)	June 30, 2011 ( audited)
ASSETS
CURRENT ASSETS:
Cash & Cash Equivalent	$1,138	$782
TOTAL CURRENT ASSETS	$1,138	$782
Real Estate Held for development	70,000	70,000
TOTAL ASSETS	$71,138	70,782
LIABILITIES AND STOCKHOLDER'S EQUITY
CURRENT LIABILITIES
Note payable-Stockholder	$30,750	$12,750
Accrued Expenses	25,413	30,809
Total Current Liabilities	$56,163	$43,559
STOCKHOLDER'S EQUITY
Common Stock 75,000,000 shares authorized, 45,000,000 shares issued and outstanding, par value of $0.0001	4,500	4,500
Additional paid-in capital	79,438	79,438
Deficit accumulated during development stage	(68,963)	(56,715)
Total stockholder's Equity	14,975	27,223
TOTAL LIABILITIES AND STOCHOLDER'S EQUITY	$71,138	$70,782

See the accompanying notes to the financial statements

 China Inc.

(A Development Stage Company)

Condensed Statements of Operations

(unaudited)

	Three Months Ended March 31, 2012	Three Months Ended March 31, 2011	Nine Months Ended March 31, 2012	Nine Months Ended March 31, 2011		May 30, 2008 ( Inception) Through March 31, 2012
REVENUES	$-	$-	$		$		$
OPERATING EXPENSES
GENERAL AND ADMINISTRATIVE	3,953	2,969		12,248		16,175		(68,963) 68,963
TOTAL EXPENSES	3,953	2,969		12,248		16,175
LOSS FROM OPERATIONS	(3,953)	(2,969)		(12,248)		(16,175)		(68,963)
PROVISIONS FOR INCOME TAXES	-	-		-		-		-
NET LOSS	$(3,953)	$(2,969)		$(12,248)		$(16,175)		$(68,963)
NET LOS PER SHARE: BASIC AND DILUTED	0.00	$0.00		0.00		0.00	$
WEIGHTED AVERAGE NUMBER OF COMMONS SHARES OUTSTANDING	45,000,000	45,000,000		45,000,000		45,000,000

See the accompanying notes to the financial statements.

China Inc.

(A Development Stage Company)

Statements of Cash Flows

( unaudited)

	Nine Months Ended March 31, 2012	Nine Months Ended March 31, 2010	May 30, 2008 (Inception) through March 31, 2012
OPERATING ACTIVITIES:
NET LOSS	$(12,248)	$(16,175)	$(68,963)
Adjustments to reconcile net loss to net cash used in operations			$13,938
Impairment of real estate held for development
Increase ( decrease) in Accrued Expenses	(5,396)	4,583	25,413
Net Cash used in Operating Activities	(17,644)	(11,592)	(29,612)
FINANCING ACTIVITIES:
Proceeds from Note payable stockholder	18,000	-	30,750
Net Cash provided by financing activities	18,000	-	30,750
Net Increase ( Decrease) in Cash	356	(11,592)	1,138
CASH AT THE BEGINNING OF PERIOD	782	12,686
CASH AT THE END OF THE PERIOD	$1,138	$1,094	$1,138
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest Paid	$-	$-	$-
Income taxes Paid	$-	$-	$-
SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES
Issuance of Common stock in Exchange for Property	$-	$-	$83,938

See the accompanying notes to the financial statements.

China Inc.,

(A Development Stage Company)

Notes to the Financial Statements ( unaudited)

Nine months Ended March 31, 2012 and 2011(unaudited)

 NOTE 1. NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT POLICIES

NATURE OF OPERATIONS

China Inc. (the "Company") was incorporated in Nevada on May 30, 2008. The Company is a Development Stage Company, as defined by Financial Accounting Standards Board of Accounting Standards Codification ("ASC") 915 " Development Stage Entities". In a development stage company, management devotes most of its activities to developing a market for its products and services. The Company has accumulated operating losses of $(68,963) since its inception. The Company expects to fund itself in the next twelve months by the sale of common shares and generate revenues through sales activities. The ability of the Company to emerge from the development stage with respect to any planned business activities is dependent upon its successful efforts to raise additional equity financing and/or generate significant revenue and profitable operations.

Our business plan includes the selling of other vendors and manufacturers' product through Internet and trade shows. We have signed an Original Equipment Manufacturer ("OEM") agreement with Himin Clean Energy Holdings, Ltd., in China. The material terms of this OEM agreement included (a) application for OEM certification by third parties at our own expense  (b) to use our logo and trade names for all OEM products. (c) packaging and labels based on our specifications (d) competitive pricing at 15-20% below prevailing market price in the U.S. Our business plan also focuses on research and development activities in China.  We are committed to the research and development of new technologies. We are currently able to obtain the  necessary research materials from China. DEC Emei Semiconductor Material Ltd., and Sichuan Apollo solar Science & Technology Co., Inc are two of our suppliers of Cadium Telluride. As of March 31, 2012, we are planning to develop new suppliers for Cadium Telluride and other strategic metals for research and development.

The accompanying unaudited condensed interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the United States Securities and Exchange Commission (“SEC”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. The financial information as of June 30, 2011 is derived from the audited financial statements.  The unaudited condensed interim financial statements should be read in conjunction with this registration statement, which contains the audited financial statements and notes thereto.

Certain information or footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position, results of operations, or cash flows. It is management's opinion, however, that all material adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair financial statement presentation. The interim results for the period ended March 31, 2012 are not necessarily indicative of results for the full fiscal year.

USE OF ESTIMATES

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting periods.  Actual results could differ from those estimates. Significant estimates and assumptions included in the Company's financial statements relate to the estimate of accrued real estate taxes and the fair value of real estate held for development.

CASH AND CASH EQUIVALENTS

For purposes of the statement of cash flows, the Company considers all highly liquid investments and short-term debt instruments with original maturities of three months or less to be cash equivalents. As of March 31, 2012, there were no cash equivalents.

CONCENTRATION OF RISK

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents. The Company places its cash with high quality banking institutions. From time to time, the Company maintains cash balances at certain institutions in excess of the Federal Deposit Insurance Corporation limit. As of March 31, 2012, the Company did not have any deposits in excess of insured limits.

LOSS PER COMMON SHARE

Basic loss per common shares excludes dilution and is computed by dividing net loss by the weighted average number of common shares outstanding during the period. diluted earnings per common share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. As of March 31, 2012, there are no outstanding dilutive securities.

IMPAIRMENT OF LONG LIVED ASSETS

Long-lived assets are reviewed for impairment when circumstances indicate the carrying value of an asset may not be recoverable.  For assets that are to be held and used, an impairment is recognized when the estimated undiscounted cash flows associated with the asset or group of assets is less than their carrying value. If impairment exists, an adjustment is made to write the asset down to its fair value, and a loss is recorded as the difference between the carrying value and fair value.  Fair values are determined based on quoted market values, discounted cash flows or internal and external appraisals, as applicable. Assets to be disposed of are carried at the lower of carrying value or estimated net realizable value. During the year ended June 30, 2011, the Company determined that the carrying value of real estate held for development exceeded its fair value and recognized an impairment charge of $13,938.

REVENUE RECOGNITION

We recognize revenue from product sales when the following four revenue recognition criteria are met: persuasive evidence of an arrangement exists, delivery has occurred, the selling price is fixed or determinable, and collectability is reasonably assured.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company's financial instruments include cash, accrued expenses and notes payable-stockholder. The estimated fair value of these instruments approximates their carrying amounts due to the short maturity of these instruments.

NOTE 2. INCOME TAXES

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. In assessing the realizability of deferred tax assets, Management evaluates whether it is more likely than not that some portion or all of its deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based on Management’s evaluation, the net deferred tax asset was offset by a full valuation allowance in all periods presented. The Company’s deferred tax asset valuation allowance will be reversed if and when the Company generates sufficient taxable income in the future to utilize the tax benefits of the related deferred tax assets. As of March 31, 2012, the Company had a net operating loss carry-forward of approximately $(68,963) which may be used to offset future taxable income and begins to expire in 2030.

NOTE 3. GOING CONCERN

These financial statements have been prepared on a going concern basis, which implies the company will continue to meet its obligations and continue its operations for the next fiscal year. As of March 31, 2012, the Company has not generated revenues and has accumulated losses of $(68,963) since inception. The continuation of the Company as a going concern is dependent upon financial support from its stockholder, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. Realizable values may be substantially different from carrying values as shown and these financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. Management's plans are to raise a maximum of $300,000 in equity financing through sale of its common stock and to obtain other sources of financing to develop its operations.

NOTE 4. RELATED PARTY TRANSACTIONS

The Company owes its CEO and Director, Tian Jia, a total of $30,750 and $12,750, as of March 31, 2012 and June 30, 2011 respectively, in the form of an unsecured loan. The note is due on demand and bears interest at an annual rate of 4%.

 Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This section of the prospectus includes a number of forward-looking statements that reflect our current views with respect to future events and financial performance. Forward-looking statements are often identified by words like: believe, expect, estimate, anticipate, intend, project and similar expressions, or words which, by their nature, refer to future events. You should not place undue certainty on these forward-looking statements, which apply only as of the date of this prospectus. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or our predictions.

We are a development stage company with limited operations. To meet our need for cash we are attempting to raise money from this offering.  If we raise the minimum amount through this offering, we will be able to carry out our business plans for the next 12 months. We have been discussing with potential investors from China regarding joint ventures of solar energy research and development and the participation of debt and equity financing.

PLAN OF OPERATION

Our plan of operations for the next twelve months is to proceed with the implementation of our BUSINESS PLAN. We will focus on generating revenue initially from selling Ningbo solar panels through our on-line website. We may require $50,000 to $300,000 in financing to expand our operations. If we raise up to $50,000, we will not construct our own warehouse. If we raise up to $300,000, we will construct our own warehouse. Our business plan within 12 months is outlined below:

Goals	Projected Outcomes	Estimated Completion Date	Estimated Cost
Create corporate website	Create a brand-name corporate image	1-2 months	$2,500
Sell Ningbo Solar Panel through our website	Sell sufficient solar panels to pay our administrative expenses	2- 3 months	$2,500
Outsource research and Development activities	Research and development activities in China	3-12 months	$30,000
Create our own OEM Product lines.	Valor Solar is our brand product in the future	6-9 months	$2,500

Construct our own warehouse	Build a warehouse on our own commercial lot	9-12 months	$150,000

Sell Ningbo Solar Panel through the website - Before we can sell our products through our website, we must have a website created with e-commerce functionality. We also need to have a secure web server and hosting services in the United States. In addition, we are required to sign agreements with the merchant Credit-card companies to accept online credit card payments. We need to have a mobile credit card charging machine for credit card processing. The estimated cost is $2,500, and it takes 2-3 months. Our website is still being developed. The completion date for a functional website is estimated to be 2-3 months after the effectiveness of our registration statement.

Outsource research and development activities- It is costly to hire U.S. workers for research and development projects due to federal minimum wage laws and higher wages for researchers. We intend to outsource our research and development projects to the People's Republic of China. China currently does not have minimum wage standards and an abundant supply of qualified researchers. These qualified researchers are willing to work without remuneration or for exchange of services. Our expenses for research and development activities come from travel and lodging expenses in China. We may make regular trips to China to evaluate research facilities and meet with potential researchers. Our estimated cost for the next 12 months will be $30,000.

Create our own OEM Products- Securing OEM manufacturers for solar products in China requires some negotiation with manufacturers. We are typically required to pay for third party certification fees. United Laboratory (UL) is one of the prominent thirty party certification agencies in the United States. Once the OEM manufacturer consents to the use of their products, UL typically requires 6-9 months for certification of OEM products. The fee required for the OEM application process will cost approximately $1,500 per certification. Original Equipment Manufacturers certification fees will be absorbed by us. In addition, we are required to travel frequently to China to inspect manufacturing plants. The estimated cost for our OEM budget is $2,500.

Construct our own warehouse- It is essential to have our own warehouse facilities in Houston. Our company already owns commercial land with all utility's lines in place. It is ready to build a warehouse facility. The construction cost for a 3,000 sq/ft warehouse is estimated to be $150,000. It normally takes 9-12 months to construct a warehouse facility. Estimate cost of the construction is as follows: architecture drawing $5,500; civil engineering fees $3,800; survey $1,250; title insurance & escrow fees $850; permit fees $2,600; land excavation $15,000; underground plumbing, water & sewer connection $7,500; concrete pavements $25,850; bricks $18,600; air-conditioning units $15,000; insulated windows and doors $4,450; insulated walls $14,850; foundation $12,500; contracted laborer $15,850; roofing $6,400. Our plan to construct our own warehouse is contingent on our ability to raise the maximum of $300,000 in this offering. We believe our proposed construction will have space for our showroom and a private area for a research facility. We believe it is essential to construct our own warehouse in Houston, Texas for the following reasons:

·         We already have a commercial lot ready to build our own warehouse;

·         It could be built with additional space for our showroom and research facility;

·         It is more economical to construct our own warehouse than to lease;

·         A combination of a retail storefront and warehouse is highly suitable for our business model;

·         We have full control of architecture design, layout and functionality of our own warehouse;

·         We would no longer rely on our supplier's facilities to store our own merchandises;

RESULTS OF OPERATIONS

The Company generated no revenue for the three and nine month periods ended March 31, 2012 and 2011. Operating expenses were $3,953, $2,969, $12,248 and $16,175 for the three and nine month ended March 31, 2012 and March 31,2011, respectively. Included in the operating expenses were $5,000 accounting fees; $550 legal fees; 12,503 real estate taxes; $12,000 accrued salary and other business development expenses. Our net loss during the three-months period ended March 31, 2012 was $(3,953) or $0.00 per share compared to a net loss of $(2,969) or $0.00 per share during the three- months period ended March 31, 2011.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2012, our total assets were $71,138, we had $1,138 in cash and $70,000 in land holdings; and our total liabilities were $56,163. The Company has not generated any revenues since inception. The Company is seeking additional capital resources through the issuance of common stock and additional capital contributions from shareholders to fund administrative expenses, pending full implementation of our business plan.

OFF-BALANCE SHEET ARRANGEMENT

The Company has no material transactions, arrangements, obligations or other relationships with entities or other persons that have or are reasonably likely to have a material current or future impact on its financial condition, changes in financial condition, results of operations, liquidity, capital expenditures, capital resources, or significant components of revenues or expenses.

 Item 3. QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a small reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information.

Item 4. CONTROLS AND PROCEDURES.

In connection with the preparation of this quarterly report, an evaluation was carried out by the Company's management, with the participation of the chief executive officer and the chief financial officer, of the effectiveness of the Company disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 ("Exchange Act") as of March 31, 2012. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Commission rules and forms, and that such information is accumulated and communicated to management, including the chief executive officer and the chief financial officer, to allow timely decisions regarding required disclosures.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; and (3) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by our Chief Executive Officer in connection with the review of our financial statements as of March 31, 2012.

Management believes that the material weaknesses set forth above did not have an effect on our financial results.

PART 11-OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

We are not a party to any pending legal proceeding.  We are not aware of any pending legal proceeding to which any of our officers, directors of our voting securities are adverse to us or have a material interest adverse to us.

Item 1A. RISK FACTORS

We are a small reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no unregistered sales of equity securities during the quarterly period ended March 31, 2012.

Item 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5. OTHER INFORMATION

The S-1 registration statement filed with the Securities and Exchange Commission was declared effective as of March 29,2012.

Item 6. OTHER EXHIBITS

Exhibit 31.1  Certificate of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1 Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 101 XBRL data files of Financial Statements and notes contained in this Quarterly Report on Form 10Q.

* In accordance with Regulation S-T, the Interactive Data Files in Exhibit 101 to the Quarterly Report on Form 10-Q shall be deemed “furnished” and not “filed.”

Item 7. SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

China Inc.,

/s/ Tian Jia

By: Tian Jia

Chief Executive Officer/Chief Financial Officer

May 4, 2012