Form 10-K
period 2012-06-30
China Inc
filed 2012-09-27
CIK 1494562

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2012

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No.333-169406

China Inc.,

(Exact name of registrant as specified in its charter)

Nevada	27-3028235
(State or other jurisdiction	(I.R.S. Employer Identification No.)
of incorporation or organization)

12808 W. Airport, Suite 303L

Sugarland, TX 77478

(Address of principal executive offices)

1-281-776-9100

(Issuer's telephone number)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.   Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.   Yes ☐ No ☒

Indicate by check mark whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X ] No[ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months ( or for such shorter period that the registrant was required to submit and post such files). Yes [ X ] No [ ]

Indicate by check mark whether the registrant is a large accelerated filed, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer [ ]                 Accelerated filer [ ]

Non-accelerated filer [ ]                   Small Reporting company [X]

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

The aggregate market value of the voting stock held by non-affiliates of the registrant was $-0- as of June 30, 2012 because there was no trading market for the registrant’s securities.

On September 26, 2012, there were 50,000,000 shares of the registrant’s common stock outstanding.

___________________________________________________________________________________________________________________________________________________________________________________________________

TABLE OF CONTENTS

PART I

ITEM 1.	BUSINESS	4-8
ITEM 1A.	RISK FACTORS	9
ITEM 1B.	UNRESOLVED STAFF COMMENTS	9
ITEM 2.	PROPERTIES	9
ITEM 3.	LEGAL PROCEEDINGS	9
ITEM 4.	MINE SAFETY DISCLOSURES	9

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES	10
ITEM 6.	SELECTED FINANCIAL DATA	11
ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION	11-14
ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	15
ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	F1-F10
ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE	16
ITEM 9B.	OTHER INFORMATION	16

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE	17
ITEM 11.	EXECUTIVE COMPENSATION	18-19
ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS	20
ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE	20
ITEM 14	PRINCIPAL ACCOUNTANT FEES AND SERVICES	20

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES	21

SIGNATURES		22

____________________________________________________________________________________________________________________________________________________________

PART 1

FORWARD LOOKING STATEMENTS.

This annual report contains forward-looking statements. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may", "should", "expects", "plans", "anticipates", "believes", "estimates", "predicts", "potential" or "continue" or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, any of which may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

Forward looking statements are made based on management's beliefs, estimates and opinions on the date the statements are made and we undertake no obligation to update forward-looking statements if these beliefs, estimates and opinions or other circumstances should change. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

The safe harbors of forward-looking statements provided by Section 21E of the exchange Act are unavailable to issuers of penny stock. As we issued securities at a price below $5.00 per share, our shares are considered penny stock and such safe harbors set forth under the Private Securities Litigation Reform Act of 1995 are unavailable to us.

Our financial statements are stated in United States dollars and are prepared in accordance with United States generally accepted accounting principles. In this annual report, unless otherwise specified, all dollar amounts are expressed in United States dollars and all references to "common stock" refer to the common shares in our capital stock. As used in this annual report, the terms "we", "us", "our" and "China Inc" mean " China Inc" unless otherwise indicated.

_________________________________________________________________________________________________________________________________________________________________________________________________

PART 1

ITEM 1. BUSINESS

Company Overview

China Inc. was incorporated on May 30, 2008 in the State of Nevada. Our main business is the sale and distribution of solar panels through Internet trade shows in North America. Our principal business is in the United States. Since our inception on May 30, 2008, we have outsourced our research and development activities and website design projects to China. In addition, we have made OEM arrangements with manufacturers in China.

During the fiscal year ended on June 30, 2011, we have entered into supply agreements with manufacturers of solar products. Our distribution and supply agreements provide us with strategic and competitive advantages, including volume purchase discounts and other arrangements. Initially, we expect to sell other vendors and manufacturers' products through the Internet and trade shows. One of our goals is to have our own brand solar panels manufactured through our Original Equipment Manufacturers ("OEM") arrangement in China. We intend to take advantage of low labor cost and high-quality manufacturing processes in China. Consumers will be able to buy our brand solar panels at affordable prices. We intend to utilize the low labor cost for labor, particularly in our research and development projects in China. Since China does not set minimum wages for skilled and unskilled labor, we intend to use these labors for our research and development projects.

__________________________________________________________________________________________________________________________________________________________________________________________________

Our business plan includes the selling of other vendors and manufacturers' product through the Internet and trade shows. We are currently unable to take any online orders because our website is still being developed. We have signed an Original Equipment Manufacturer ("OEM") agreement with Himin Clean Energy Holdings, Ltd., in China. The material terms of this OEM agreement included (a) application for OEM certification by third parties at our own expenses (b) to use our logo and trade names for all OEM products. (c) Packaging and labels based on our specifications (d) competitive pricing at 15-20% below the prevailing market prices in the U.S. Our business plan also focuses on research and development activities in China.

During the fiscal year ended June 30, 2011, we signed a research and development agreement with an institution in China. The material terms of this agreement include that (a) we are charged for royalty fees based on 1% of our annual gross revenue; (b) there are no upfront research and development and licensing fees; and (c) we are obligated to assist the licensor in their applications for a U.S. business visa in exchange for their research and development services in China.

We are committed to the research and development of new technologies. We are currently able to obtain the  necessary research materials from China. DEC Emei Semiconductor Material Ltd., and Sichuan Apollo solar Science & Technology Co., Inc are two of our suppliers of Cadium Telluride.

During the fiscal year ended June 30, 2011, we attended Guangzhou Trade Shows and Shanghai World Expo to seek new business opportunities. In addition, we have met with some potential investors in Shanghai for fund-raising activities. We have made periodic trips to China to monitor our research and development activities and seek additional suppliers for solar related products.

RECENT DEVELOPMENT

During the fiscal year ended June 30, 2012, we have been discussing with investors from China regarding joint ventures of solar-energy research and development and the participation of debt and equity financing. Our discussion with potential investors included a number of car manufacturers who have expressed their interest to enter the US market with hybrid cars. The development of new technology of cars required a very substantial sum of financial commitments from investors. Therefore, our discussions were only confined to general terms and conditions, and no material agreements have yet materialized. As of June 30, 2012, we have filed a pending patent number: US61/690,642 for electric car with the U.S. Patent and Trademark Office.

EMPLOYEES

In addition to serving as our officer and director, Tian Jia, is responsible for coordinating research and development activities and performing administrative duties. We will hire independent contractors or employees on an as-needed basis.

Our principal executive office is located at 12808 West Airport Blvd, Suite 303L, Sugarland, Texas 77478. Our telephone number(281)776-9100.Our Fax number: (281)776-9101.Our registered agent for service of process is MynevadaResidentAgent.com of Nevada, located at 2840 Highway 95 Alt S#7, Silver Springs, NV 89429. Our fiscal year end is June 30.

COMPETITION

The market for solar power products is competitive and continually evolving as participants strive to distinguish themselves within their markets and compete within the larger electric power industry. We expect to face increased competition. We believe that our main sources of competition are solar module manufacturers and wholesalers. We will compete with companies large and small, public and private, and some will be our suppliers as well as our competitors. One of our suppliers, Ningbo Solar, already established its distribution center in California. We are not an exclusive distributor of Ningbo Solar.

Many of our competitors, such as BP Solar, Evergreen, Kyocera, Sharp have established a stronger market position than ours and have more brand-name recognition than we do, and may, as a result, be better positioned to adapt to changes in the industry or the economy as a whole. The principal methods of competition are price per Watt, production capacity, conversion efficiency and reliability.

OUR BUSINESS STRATEGIES

Our business strategy is to contract our solar panel production through our Original Equipment Manufacturers ("OEM") in China. We presently are focused on the following steps to implement our business strategy:

·
We intend to take advantage of low labor cost and high quality manufacturing processes in China. Consumers will be able to buy our brand solar panels at affordable prices. We intend to utilize the low labor cost for skilled labor, particularly in our research and development projects in China. Since China does not set minimum wages for skilled and unskilled labor, we intend to use these skilled labors for our research and development projects.

·	Our initial strategy is to sell the products of other vendors and manufacturers that will give us more time to evaluate the consumer preferences; (a) we will develop our own brand OEM products, (b) we will sign up distributors in the U.S.A; (c) we will expand our sales of our products to Europe, Latin America and Africa.

___________________________________________________________________________________________________________________________________________________________________________________________________

 OUR PRODUCTS

Our products are all solar related products.

SOLAR PHOTOVOLTAIC (PV) SYSTEM

Solar electric systems contain modules made up of photovoltaic (PV) cells that generate electricity when exposed to sunlight. The PV cells generate direct current (DC) electricity, which is converted to alternating current (AC) electricity by an inverter. Our PV systems come in a range of efficiencies and configurations. Our PV systems are eligible for a number of federal, state, local, and utility financial incentives that can reduce the cost significantly in the United States. We will sell Ningbo Solar modules and other brand name products. Ningbo modules have passed several independent quality tests and granted with certificates such as UL and California Department of Energy approved solar manufacturer's list. Consumers and end-users can independently verify the manufacturer's claims by visiting the following websites: www.ul.com and www. energy.ca.gov.

INVERTERS

Inverters transform direct current ("DC"), electricity produced by solar panels into the more common form of alternating current ("AC"), electricity used in homes and businesses. Inverters are used in virtually every on-grid solar power system and typically feed power either directly into the structure's electrical circuit or into the utility grid.

SOLAR WATER HEATER

Solar water heating systems are reliable and economical appliances for heating domestic water. they typically consist of collectors, a controller and storage tanks. However, when they are installed on new houses and the cost is included in the mortgage, the increase in the monthly payment is small. Because the federal income tax deduction for mortgage interest is attributable to the solar system, it further reduces that increase, and the solar investment may result in positive cash flow for new homebuyers.

VENDORS AND MANUFACTURERS

Our business plan also focuses on research and development activities in China.  During the fiscal year ended in June 2010, we signed a research and development  agreement with an institution in China. The material terms of the agreement included (a) we are charged for royalty fees based on 1% of our annual gross revenue, (b) There are no upfront research and development and licensing fees, (c) we are obligated to assist the licensor to apply for a U.S. business visa in exchange for the licensor's research and development services in China.

 __________________________________________________________________________________________________________________________________________________________________________________________________

CUSTOMER PROFILES

As of June 30, 2012, we have had -0- revenue; however, we intend to pursue potential customers who are home builders, home remodelers, electricians, architects, government project managers, and residential and commercial property owners.

INTELLECTUAL PROPERTY

Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy or otherwise obtain and use our logo and other trademarks. It is difficult to monitor unauthorized use of trademarks, particularly in foreign countries where the laws may not protect our proprietary rights as fully as laws in the United States.

RESEARCH AND DEVELOPMENT

Our core competency is innovative design and development of market-focused for next generation solar energy products. We rely on our cooperation with institutions of higher learning from China to provide research and development efforts.

As of June 30, 2012, we have filed a pending patent Number US61/690,642 for electric car with the U.S. Patent and Trademark Office. However, we continue our existing research and development activities in the following areas:

·         Cadmium Telluride ( CdTe) as an alternative semiconductor

·         Cost effective solar panels using alternative semiconductors

·         Solar roof tiles

We continue to devote our resources to research and development with the objective of lowering the per Watt cost of solar electricity generated by PV systems to a level that competes on a non-subsidized basis with the price of retail electricity in key markets in the United States. To reduce the per Watt cost of electricity generated by PV systems, we focus our research and development on the following areas:

Increase the conversion efficiency of our solar modules- We believe the most promising ways of increasing the conversion efficiency of our solar modules are maximizing the number of photons that reach the absorption layer of the semiconductor material so they can be converted into electrons, maximizing the number of electrons that reach the surface of the CdTe and minimizing the electrical losses between the semiconductor layer and the back metal conductor.

THE ENERGY INDUSTRY

The production of electrical power is one of the world's largest industries.  The demand and cost for electricity is expected to increase in the coming years.

Fossil fuels are non-renewable resources, meaning that at some point the world will exhaust all known oil and natural gas reserves.  We believe the electrical utility industry and traditional oil and gas companies face many challenges in meeting the growing worldwide demand for energy, including the following:

·

Fossil Fuel Supply Constraints: A large portion of the world's electricity is generated from fossil fuels such as coal, oil and natural gas. Limited fossil fuel supply and escalating demand for electricity should continue to drive up wholesale electricity prices, creating a need to develop new technologies for power generation.

·	Desire for Energy Security: Given the political and economic instability in the major oil and gas producing regions of the world, governments are trying to reduce their dependence on foreign sources of fossil fuels.

____________________________________________________________________________________________________________________________________________________________________________________________________

GOVERNMENT REGULATION

We are required to comply with all federal, state and local regulations regarding protection of the environment. If more stringent regulations are adopted in the future, the costs of compliance with these new regulations could be substantial. We may need to procure certain governmental and other permits to conduct our business. If we fail to comply with present or future environmental regulations we may be required to pay substantial fines, suspend future production or cease operations. The manufacture of our potential products may use, generate and discharge toxic, volatile and otherwise hazardous chemicals and wastes. Any failure by us to control the use of, or to restrict adequately the discharge of, hazardous substances could subject us to potentially significant monetary damages and fines or suspensions in our business operations.

Our operations are subject to a variety of national, federal, regional and local laws,  rules  and  regulations relating to the use, storage, discharge and disposal of environmentally  sensitive  materials.  Because we outsource and  do  not  manufacture  our  solar  power  systems, we do not use, generate,  store  or  discharge toxic, volatile or otherwise hazardous chemicals and  wastes.

DEPENDENCE ON GOVERNMENT SUBSIDIES AND INCENTIVES

Various subsidies and tax incentive programs exist at the federal, state and local level to encourage the adoption of solar power, including capital cost rebates, performance-based incentives, feed-in tariffs, tax credits and net metering. Capital cost rebates provide funds to customers based on the cost or size of a customer’s solar system. Government policies, in the form of regulation and incentives, have accelerated the adoption of solar technologies by businesses and consumers. We believe we are qualified for certain US government grants or U.S. loan guaranteed programs includes but not limited to Department of Energy loan guarantee program for renewable-energy projects, manufacturing facilities and electric power transmission projects. The US government created many programs to assist individuals and businesses in need of funding. Our Company is qualified for government assistance. The government grant programs change rapidly, and funding could be quickly depleted. We have no control over how government allocates its funding sources.

GOING CONCERN

Our Independent Registered Public Accounting Firm included an explanatory paragraph in their report on the accompanying financial statements regarding concerns about our ability to continue as a going concern.  Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors.

 ____________________________________________________________________________________________________________________________________________________________________________________________________

ITEM 1A. RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

Item 1B. UNRESOLVED STAFF COMMENTS

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

ITEM 2. PROPERTIES

We own commercial land which is intended to be developed into our warehouse and research facility in Houston, Texas. We maintained our principal office at 12808 West Airport Blvd, Suite 303L, Sugarland, Texas 77478.

ITEM 3. LEGAL PROCEEDINGS

We know of no material, active, or pending legal proceeding against our company, nor are we involved as a plaintiff in any material proceeding or pending litigation or action involves damages for more than 10% of our current assets. There are no proceedings in which any of our company directors, officers, or affiliates, or any registered or beneficial shareholders, is an adverse party or has a material interest adverse to our company interest.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable

___________________________________________________________________________________________________________________________________________________________________________________________________

PART II

ITEM 5. MARKET FOR REGISTRATNT COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

MARKET INFORMATION

There is presently no public market for our common stock and there has never been a market for our common stock. We anticipate applying for quotation of our common stock on the OTC Bulletin Board. However, there can be no assurance that our shares will be quoted on the OTC Bulletin Board or, if quoted, that a public market will materialize.

PENNY STOCK

The SEC has adopted rules that regulate broker-dealer practices in connection with transactions in penny stocks. Penny stocks are generally equity securities with a market price of less than $5.00, other than securities registered on certain national securities exchanges or quoted on the NASDAQ system, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock, to deliver a standardized risk disclosure document prepared by the SEC, that: (a) contains a description of the nature and level of risk in the market for penny stocks in both public offerings and secondary trading; (b) contains a description of the broker or dealer duties to the customer and of the rights and remedies available to the customer with respect to a violation of such duties or other requirements of the securities laws; (c) contains a brief, clear, narrative description of a dealer market, including bid and ask prices for penny stocks and the significance of the spread between the bid and ask price; (d) contains a toll-free telephone number for inquiries on disciplinary actions; (e) defines significant terms in the disclosure document or in the conduct of trading in penny stocks; and (f) contains such other information and is in such form, including language, type size and format, as the SEC shall require by rule or regulation.

The broker-dealer also must provide, prior to effecting any transaction in a penny stock, the customer with (a) bid and offer quotations for the penny stock; (b) the compensation of the broker dealer and its salesperson in the transaction; (c) the number of shares to which such bid and ask prices apply, or other comparable information relating to the depth and liquidity of the market for such stock; and (d) a monthly account statement showing the market value of each penny stock held in the customer's account. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from those rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written acknowledgment of the receipt of a risk disclosure statement, a written agreement as to transactions involving penny stocks, and a signed and dated copy of a written suitability statement. These disclosure requirements may have the effect of reducing the trading activity for our common stock. Therefore, stockholders may have difficulty selling our securities.

HOLDERS OF OUR COMMON STOCK

As of June 30, 2012, we had 50,000,000 shares of our common stock issued and outstanding, held by 49 shareholders of record.

DIVIDEND

We have not paid any cash dividends on our common stock and have no present intention of paying any dividends on the shares of our common stock. Our future dividend policy will be determined from time to time by our board of director.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

We do not have any compensation plan under which equity securities are authorized for issuance.

_____________________________________________________________________________________________________________________________________________________________________________________________________

RECENT SALES OF UNREGISTERED SECURITIES

We did not sell any equity securities which were not registered under the Securities Act during the year ended June 30, 2012.

ITEM 6. SELECTED FINANCIAL STATEMENTS

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

ITEM 7. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our audited financial statements and the related notes for the year ended June 30, 2012 that appear elsewhere in this annual report. Our actual results could differ materially from those discussed in the forward looking statements. Factors that could cause or contribute to such differences include, but are not limited to those discussed below and elsewhere in this 10-K. Our audited financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

PLAN OF OPERATION

Our plan of operations for the next twelve months is to proceed with the implementation of our BUSINESS PLAN. We will focus on generating revenue initially from selling Ningbo solar panels through our on-line website. Our business plan within 12 months is outlined below:

Goals	Projected Outcomes
Create Corporate website	Create a brand-name corporate image
Sell Ningbo solar panel through our website	Sell sufficient solar panels to pay our administrative expenses
Outsource research and development activities	Research and development activities in China
Create our own OEM Product lines	Valor solar is our brand product in the future
Construct our own warehouse	Build a warehouse on our own commercial lot

Sell Ningbo Solar Panel through the website- Before we can sell our products through our website, we must have a website created with e-commerce functionality. We also need to have a secure web server and hosting services in the United States. In addition, we are required to sign agreements with the merchant Credit-card companies to accept online credit card payments.

Outsource research and development activities- It is costly to hire U.S. workers for research and development projects due to federal minimum wage laws and higher wages for researchers. We  outsource our research and development projects to the People's Republic of China. China currently does not have minimum wage standards and an abundant supply of qualified researchers. These qualified researchers are willing to work without remuneration or exchange of services. Our expenses for research and development activities come from travel and lodging expenses in China. We may make regular trips to China to evaluate research facilities and meet with potential researchers.

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

LIMITED OPERATING HISTORY; NEED FOR ADDITIONAL CAPITAL

There is no historical financial information about us upon which to base an evaluation of our performance. We are a development stage company and have not generated any revenues. We cannot guarantee we will be successful in our business operations. Our business is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources and possible cost due to price and cost increases in services and products. To become profitable and competitive, we have to locate and negotiate agreements with manufacturers to offer their products for sale to us at pricing that will enable us to sell the products to our customers at a profit. We have on-going discussions with public relation firms to advise us on fund raising and public relation activities in China. We have not yet concluded any material terms of our agreement at this time.

________________________________________________________________________________________________________________________________________________________________________________________________

RESULTS OF OPERATIONS

From May 30, 2008 (Inception) to June 30, 2012

During the period since our incorporation in the State of Nevada, we have hired an attorney for the preparation of our registration statement and our auditors to opine on our financial statements. We have prepared a business plan.  We have begun marketing research, research and development activities for thin film technology and locate Original Equipment Manufacturer (OEM) in China. We have signed an Original Equipment Manufacturer ("OEM") agreement with Himin Clean Energy Holdings, Ltd., in China. The material terms of this OEM agreement included (a) application for OEM certification by third parties at our own expense  (b) to use our logo and trade names for all OEM products. (c) packaging and labels based on our specifications (d) competitive pricing at 15-20% below prevailing market price in the U.S. Our business plan also focuses on research and development activities in China.

Our loss since inception was $201,926 for general and administrative expenses that included$128,000 of stock-based compensation issued to a board member, $24,000 of accrued officer salary, $13,938 impairment charge related to real estate held for development, $7,300 auditor fees, $1,200 Edgar service fees, $809 attorney's fees, $16,309 real estate taxes, $6,200 business travel and $4,170 in other miscellaneous expenses. The research and development activities in China was based on a percentage of our future gross revenue. Since there were no revenues generated for our recent quarters, there were no research and development expenses due for the Company.

For the fiscal year ended June 30, 2012 and June 30, 2011, we have generated $-0- and $-0-, respectively, in revenues. Our net loss for fiscal year ended June 30, 2012 and June 30, 2011 were $(145,211) and $(30,246) respectively. We have incurred $(145,211) and $(30,246) for the fiscal year ended June 30, 2012 and June 30, 2011, respectively, for general and administrative expenses.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2012, we have yet to generate any revenues from our business operation; our total assets were $118,133, we had $48,133 in cash and $70,000 in land holdings; and our total liabilities were $58,121. We have sufficient working capital for general and administrative expenses for the next twelve months. We are actively seeking to sell solar energy related products to generate the needed revenues in Houston, Texas.

Our officer and director verbally agreed to advance a minimum of $100,000 as available funds to cover our general and administrative expenses.

As of June 30, 2012, the Company owes $30,750 to CEO and Director, Tian Jia, in the form of an unsecured promissory demand note. The note is due on demand and bears interest rate at 4% per year.

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

CRITICAL ACOUNTING POLICIES AND USE OF ESTIMATES

Our significant accounting policies are more fully disclosed in Note 1 to our financial statements. However, some of our accounting policies may be more particularly important to the portrayal of our financial position and results of operations and require the application of significant judgment by our management. To date, due to our limited operations, we do not believe any specific accounting policies have required significant judgment or use of estimates, other than our assumption that we will continue as a going concern, as described above.

ITEM 7A. QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There is presently no public market for our common stock and there has never been a market for our common stock. We anticipate applying for quotation of our common stock on the OTC Bulletin Board. However, we cannot assure you that our shares will be quoted on the OTC Bulletin Board or, if quoted, that a public market will materialize.

As a small reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

___________________________________________________________________________________________________________________________________________________________________________________________________

ITEM 8.　FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

ANNUAL FINANCIAL STATEMENTS:

____________________________________________________________________________________________________________________________________________________________________________________________________

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholder of China, Inc. (A Development Stage Company)

We have audited the accompanying balance sheets of China, Inc. (A Development Stage Company) as of June 30, 2012 and 2011, and the related statements of income, stockholders’ equity and comprehensive income, and cash flows for the years then ended and for the period from May 30, 2008 (Inception) through June 30, 2012. China, Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

We were not engaged to examine management's assertion about the effectiveness of China, Inc.'s internal control over financial reporting as of June 30, 2012 and, accordingly, we do not express an opinion thereon.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of China, Inc. (A Development Stage Company) as of June 30, 2012 and 2011, and the results of its operations and its cash flows for the years then ended and for the period from May 30, 2008 (Inception) through June 30, 2012 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company is in the development stage, and has not established any source of revenue to cover its operating costs. As such, it has incurred an operating loss since inception. Further, as of as June 30, 2012, the cash resources of the Company were insufficient to meet its planned business objectives. These and other factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plan regarding these matters is also described in Note 2 to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ D.Brooks and Associates CPA's, P.A.

D. Brooks and Associates CPA’s, P.A
West Palm Beach, FL
September 26, 2012

F1

____________________________________________________________________________________________________________________________________________________________________________________________________

China Inc.,

( A Development Stage Company)

Balance Sheet

	JUNE 30, 2012	JUNE 30, 2011
ASSETS
CURRENT ASSETS:
Cash	$48,133	$782
TOTAL CURRENT ASSETS:	48,133	782
Real Estate Held for development	70,000	70,000
TOTAL ASSETS	$118,133	$70,782
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Note payable-Stockholder	$30,750	$12,750
Accrued Expenses	27,371	30,809
Total Current Liabilities	58,121	43,559
STOCKHOLDER'S EQUITY
Common Stock par value of $0.0001,75,000,000 shares authorized, 50,000,000 and 45,000,000 shares issued and outstanding, respectively.	5,000	4,500
Additional paid-in capital	256,938	79,438
Deficit accumulated during development stage	(201,926)	(56,715)
Total stockholder's Equity	60,012	27,223
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$118,133	$70,782

See the accompanying notes to the financial statements

China Inc.

(A Development Stage Company)

Statements of Operations

	Year Ended June 30, 2012	Year Ended June 30, 2011	May 30, 2008 ( inception) Through June 30, 2012
REVENUES	$-	$-	$-
OPERATING EXPENSES
GENERAL AND ADMINISTRATIVE	(145,211)	(30,246)	(201,926)
TOTAL EXPENSES	145,211	30,236	(201,926)
LOSS FROM OPERATIONS	(145,211)	(30,246)	(201,926)
PROVISION FOR INCOME TAXES
NET LOSS	$(145,211)	$(30,246)	$(201,926)
NET LOSS PER SHARE: BASIC AND DILUTED	$0.00	$0.00 $
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	45,386,836	45,000,000	45,386,836

See the accompanying notes to the financial statements

 China Inc.

(A Development Stage Company)

Statements of Cash Flows

	Year Ended June 30, 2012	Year Ended June 30, 2011	May 30, 2008 ( Inception) through June 30, 2012
OPERATING ACTIVITIES
NET LOSS	$(145,211)	$(30,246)	$(201,926)
Adjustments to reconcile net loss to net cash used in operations
Cash used in operations
Impairment of real estate held for development	-	13,938	13,938
Stock-based Compensation	128,000	-	128,000
Increased ( decrease) in Accrued Expenses	(3,438)	4,404	27,371
Net Cash used in Operating Activities:	(20,649)	(11,904)	(32,617)
FINANCING ACTIVITIES
Proceeds from Note payable stockholder	18,000		30,750
Issuance of Common Stock for Cash	50,000	-	50,000
Net Cash provided by financing activities:	68,000	-	80,750
Net Increase ( Decrease) in Cash	47,351	(11,904)	113,367
Cash at the Beginning of Period	782	12,686	-
Cash at the End of the Period	48,133	782	48,133
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest Paid	$-	$-	$-
Income taxes Paid	$-	$-	$-
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTMENT ACTIVITIES	-	-	-
Issuance of Common stock in Exchange for Real Estate Hold for Development	$-	$-	$83,938

See the accompanying notes to the financial statements.

China Inc.,

(A Development Stage Company)

Statement of Stockholders' Equity

From May 30, 2008 ( inception) to June 30, 2012

	Number of Common Shares	Common shares	Additional Paid in Capital		Deficit Accumulated During Development Stage	Total Stockholder's Equity
Balances, May 30, 2008 ( Inception) Common stock issued in Exchange for contribution of real estate ( $0.0019)	45,000,000	$4,500	$79,438	$		$83,938
Net Loss from May 30, 2008 ( Inception) through June 30, 2008					(8,817)	(8,817)
Balance, June 30, 2008	45,000,000	4,500	79,438		(8,817)	(8,817)
Net Loss year ended June 30, 2009					(9,367)	(9,367)
Balance, June 30, 2009	45,000,000	4,500	79,438		(18,184)	65,754
Net Loss for year ended June 30, 2010					(8,285)	(8,285)
Balances, June 30, 2010	45,000,000	4,500	79,438		(26,469)	57,469
Net Loss for June 30, 2011					(30,246)	(30,246)
Balances, June 30, 2011	45,000,000	4,500	79,438		(56,715)	27,223
Common stock issued for cash at $0.01 per share	5,000,000	500	49,500			50,000
Stock-based Compensation			128,000			128,000
Net Loss for year ended June 30, 2012					(145,211)	(145,211)
Balance, June 30, 2012	50,000,000	$5,000	$256,938		$(201,926)	$(201,926)

See the accompanying notes to the financial statements

___________________________________________________________________________________________________________________________________________________________________________________________________

China Inc.,

(A Development Stage Company)

Notes to the Financial Statements

As of June 30, 2012

NOTE 1. NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF OPERATIONS

China Inc. (the "Company") was incorporated in Nevada on May 30, 2008. The Company is a Development Stage Company, as defined by Financial Accounting Standards Board of Accounting Standards Codification ("ASC") 915 " Development Stage Entities". In a development stage company, management devotes most of its activities to developing a market for its products and services. The Company has not yet generated any revenues to date. We have begun our planned principal activities. As of June 30, 2012, the Company has not recognized any revenue and has accumulated operating losses of $201,926 since its inception. The ability of the Company to emerge from the development stage with respect to any planned principal business activity is dependent upon its successful efforts to raise additional equity financing and/or generate significant revenue and profitable operations. There is no guarantee that the Company will be able to raise any equity financing or generate significant revenue or profitable operations.

BASIS OF PRESENTATION

The summary of significant accounting policies presented below is designed to assist in understanding the Company's financial statements. Such financial statements and accompanying notes are the representations of the Company's management, who are responsible for their integrity and objectivity. These accounting policies conform to accounting principles generally accepted in the United States of America ("GAAP") in all material respects, and have been consistently applied in preparing the accompanying financial statements. The Company is classified as a development stage enterprise under GAAP and has not generated significant revenues from its principal operations.

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

 CASH AND CASH EQUIVALENTS

For purposes of the statement of cash flows, the Company considers all highly liquid investments and short-term debt instruments with original maturities of three months or less to be cash equivalents. As of June 30, 2012, there were no cash equivalents.

CONCENTRATION OF RISK

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents. The Company places its cash with high quality banking institutions. From time to time, the Company maintains cash balances at certain institutions in excess of the Federal Deposit Insurance Corporation limit. As of June 30, 2012, the Company did not have any deposits in excess of insured limits.

INCOME TAXES

A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting and net operating loss carry forwards. Deferred tax expense (benefit) results from the net change during the year of deferred tax assets and liabilities.

Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment. When required, the Company records a liability for unrecognized tax positions, defined as the aggregate tax effect of differences between positions taken on tax returns and the benefits recognized in the financial statements. Tax positions are measured at the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. No tax benefits are recognized for positions that do not meet this threshold. The Company has no uncertain tax positions that require the Company to record a liability. The Company’s tax years ended June 30, 2008 through 2012 remain subject to examination by Federal and state jurisdictions.

The Company recognizes penalties and interest associated with tax matters as part of the income tax provision and includes accrued interest and penalties with the related tax liability in the balance sheet. No provision for income taxes was required in any of the periods presented in the accompanying statements of operations because of net operating loss carryforwards generated by the Company.

LOSS PER COMMON SHARE

Basic loss per common share excludes dilution and is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted earnings per common share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. As of June 30, 2012, there are no outstanding potentially dilutive securities.

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

RECENT ACCOUNTING PRONOUNCEMENTS

Except for rules and interpretive releases of the SEC under authority of federal securities laws and a limited number of grandfathered standards, the FASB Accounting Standards Codification™ (“ASC”) is the sole source of authoritative GAAP literature recognized by the FASB and applicable to the Company.  Management has reviewed the aforementioned rules and releases and believes any effect will not have a material impact on the Company's present or future financial statements.

NOTE 2. FAIR VALUE MEASUREMENTS

The Company estimates the fair value of its real estate held for development for the purpose of determining the amount of impairment, if any. Fair value is defined as the amount that would be received for an asset or paid to transfer a liability (i.e., an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. The Company maximizes the use of observable inputs and minimizes the use of unobservable inputs when measuring fair value. Three levels of inputs that may be used to measure fair value are as follows:

Level I: Quoted prices (unadjusted) in active markets that are accessible at the measurement date for identical assets and liabilities. The fair value hierarchy gives the highest priority to Level 1 inputs.

Level II: Observable prices that are based on inputs not quoted on active markets but corroborated by market data.

Level III: Unobservable inputs when there is little or no market data available, thereby requiring an entity to develop its own assumptions. The fair value hierarchy gives the lowest priority to Level 3 inputs.

The Company’s has no assets or liabilities that are measured at fair value on a recurring basis as of June 30, 2012 or 2011.

During the year ended June 30, 2011, the Company determined that the carrying amount of real estate held for development exceeded its fair value and recognized an impairment charge of $13,935. The Company determined the fair value of the real estate held for development using the market approach by comparing the Company’s asset with comparable timely sales of similar assets. The Company had no assets presented at fair value on a non-recurring basis as of June 30, 2012. The following table presents the Company’s assets presented at fair value on a non-recurring basis as of June 30, 2012.

Asset Description	Fair Value as of June 30, 2011	Carrying Value as of June 30, 2011	Fair Value Hierarchy	Valuation Technique Used to Estimate Fair Value	Inputs to the Valuation Model Used

Real Estate Held for Development	$70,000	$70,000	Level 3 – Significant Unobservable Inputs	Market Approach – Comparable Sales	Comparable Sales

NOTE 3. INCOME TAXES

The Company has not recognized an income tax benefit for its operating losses generated based on uncertainties concerning its ability to generate taxable income in future periods.  The tax benefit for the periods presented is offset by a valuation allowance established against deferred tax assets arising from the net operating losses and other temporary differences, the realization of which could not be considered more likely than not.  In future periods, tax benefits and related deferred tax assets will be recognized when management considers realization of such amounts to be more likely than not.  As of June 30, 2012 the Company had a loss and for the period May 30, 2008 (date of inception) through June 30, 2012. There are no current or deferred income tax expense or benefit recognized for the period ended June 30, 2012.

NOTE 4. GOING CONCERN

These financial statements have been prepared on a going concern basis, which implies the company will continue to meet its obligations and continue its operations for the next fiscal year. As of June 30, 2012, the Company has not generated revenues and has accumulated losses of $201,926 since inception. The continuation of the Company as a going concern is dependent upon financial support from its stockholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. Realizable values may be substantially different from carrying values as shown and these financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. Management's plans are to raise a maximum of $300,000 in equity financing through sale of its common stock and to obtain other sources of financing to develop its operations.

NOTE 5. RELATED PARTY TRANSACTIONS

The Company owes its CEO and Director, Tian Jia, a total of $30,750, as of June 30, 2012, in the form of an unsecured loan. The note is due on demand and bears interest at an annual rate of 4%.

___________________________________________________________________________________________________________________________________________________________________________________________________

NOTE 6- COMMON STOCK

In June 2012, the Company issued 5,000,000 shares of common stock to individual investors at a price of $0.01 per share for aggregate proceeds of $50,000.

In May 2012, the Company’s CEO transferred 12,800,000 shares of the Company’s common stock directly to a member of the Company’s board of directors as consideration for accepting the board position in May 2012. The Company has recorded stock-based compensation of $128,000 based on the fair value of the common stock transferred, which was determined with reference to recent sales of common stock in arm’s length transactions.

NOTE 7. COMMITMENTS

In January 2010, the Company entered into a royalty agreement for the right to sell solar related products for a period of five years commencing on January 15, 2010. Pursuant to the agreement, the Company shall pay the licensor a royalty equal to 1% of the net revenue for the sale of all solar related products. This agreement contains no other warranties. There have been no amounts incurred pursuant to this agreement as the Company has not completed any sales.

_________________________________________________________________________________________________________________________________________________________________________________________________

ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS AND ACCOUNTING AND ON FINANCIAL DISCLOSURE

None

ITEM 9A. CONTROLS AND PROCEDURES

A review and evaluation was performed by the Company's management, including the Company's Chief Executive Officer (the "CEO") and Chief Financial Officer (the “CFO”), of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of the end of the period covered by this annual report. Based on that review and evaluation, the CEO and CFO have concluded that as of June 30, 2012 disclosure controls and procedures, were not effective at ensuring that the material information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported as required in the application of SEC rules and forms.

Management’s Report on Internal Controls over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Internal control over financial reporting is a set of processes designed by, or under the supervision of, a company’s principal executive and principal financial officers, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP and includes those policies and procedures that:

•	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect our transactions and dispositions of our assets;

•	Provide reasonable assurance our transactions are recorded as necessary to permit preparation of our financial statements in accordance with GAAP, and that receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

•	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statement.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. It should be noted that any system of internal control, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system will be met. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our CEO and CFO have evaluated the effectiveness of our internal control over financial reporting as described in Exchange Act Rules 13a-15(e) and 15d-15(e) as of the end of the period covered by this report based upon criteria established in “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). As a result of this evaluation, we concluded that our internal control over financial reporting was not effective as of June 30, 2012 as described below.

We assessed the effectiveness of the Company’s internal control over financial reporting as of evaluation date and identified the following material weaknesses:

Insufficient Resources: We have an inadequate number of personnel with requisite expertise in the key functional areas of finance and accounting.

Inadequate Segregation of Duties: We have an inadequate number of personnel to properly implement control procedures.

Lack of Audit Committee: We do not have a functioning audit committee, resulting in lack of independent oversight in the establishment and monitoring of required internal controls and procedures.

We are committed to improving the internal controls and will (1) consider to use third party specialists to address shortfalls in staffing and to assist us with accounting and finance responsibilities, (2) increase the frequency of independent reconciliations of significant accounts which will mitigate the lack of segregation of duties until there are sufficient personnel and (3) may consider appointing additional outside directors and audit committee members in the future.

We have discussed the material weaknesses noted above with our independent registered public accounting firm. Due to the nature of the material weaknesses, there is a more than remote likelihood that misstatements which could be material to the annual or interim financial statements could occur that would not be prevented or detected.

This Annual Report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our independent registered public accounting firm pursuant to the rules of the SEC that permit us to provide only management’s report in this annual report.

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

ITEM 9B. OTHER INFORMATION.

None

_______________________________________________________________________________________________________________________________________________________________________________________________

Part III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

 All of the directors of our company hold office until the next annual meeting of the stockholders or until their successors have been elected and qualified. Our officers are appointed by our board of directors and hold office until their death, resignation or removal from office. Our directors, executive officers, their ages, positions held, are as follows:

Our officers and directors and their ages and positions are as follows:

Name 　　　　　　　　　　　　Age　　　　　　　　　　　　　　 　 Position

Tian Jia 　　　　　　　　　　　 41　　　　　　　　　　　　　　　　 CEO, CFO, DIRECTOR

Tian Su Hua 70 DIRECTOR

BUSINESS EXPERIENCE

The following is a brief summary of the education and business experience of our director and executive officer during at least the past five years, indicating her business experience, occupation during the period, and the name and principal business of the organization by which she was employed.

Tian Jia, aged 41, US citizen, born in Shanxi Province, China. From 1982 to 1988, her family owned a cement factory in Shanxi Province that employed approximately 2,000 full and part-time workers. The cement factory covered 20 miles in Shanxi Province, China. During her tenure at her parent's cement factory, she learned how to classify the cements into different grades and qualities. She discovered that rocks from alluvial sources produced better cement than rocks from mountainous regions. She also discovered different formation of rocks contributed to the durability of cement. Her new classification system of cement helped her parents sold more cements and enhanced customers' satisfaction. During the early 80', China only has one grade of cement product. From 1988-1990, she developed different grades of cements derived from her own research efforts.

From 1990 to 1994, she studied fluid Mechanics and business administration at Harbin University; she was a research assistant at Harbin University. From 1995 to 2000, she worked as a project manager at Harbin Construction Company specializing in solar systems home construction. From 2000 to 2004, she worked as a research manager at Harbin Technical Institute and specialized in solar-energy research and developments. From 2004 to 2007, she worked as a real estate investment consultant and property manager at Sing Xia Yuan Group. From 2007-2011, she worked at Great Wall Builders Ltd., as a Chief Executive Officer and Chief Financial Officer involved in solar systems building activities including project supervision, acquisition of building materials, and negotiation of contracts with suppliers. She was responsible for managerial, corporate finance, accounting and business developments. Great Wall Builder Ltd was a residential builder of homes in certain redevelopment areas, including the city of Houston and surrounding counties. From 2008- Present, she works at China Inc., as a Chief Executive Officer and Chief Financial officer coordinating research and administrative activities. She has more than 15 years of experiences in research and development of new products. She has ownership interests in two solar related companies namely Apple Solar Company and Valor Solar Company.

Tian Su Hua, was born in Northeast China. She graduated with a Three Year Diploma of Accountancy in China. From 1964-1985, she hold several accounting jobs in China's private sectors. From 1985-1995 she engaged in the building construction business as a project supervisor in Shanxi Province, China, she has an extensive experiences in the construction industry dated back to 1982. From 1982 to 1990, she owned a concrete factory that employed well over 100 employees in Shanxi Province, China. From 1996- 2007, she holds a position as a Construction Project Manager at Ming Jia Xin Company. From 2008-2011, she holds a position as the board of director for Great Wall Builders Ltd.

INVOLVEMENT IN CERTAIN LEGAL PROCEEDINGS

None of our directors, executive officers or control persons has been involved in any of the events prescribed by Item 401(f) of Regulation S-K during the past five years, including:

1. any bankruptcy petition filed by or against any business of which such person was a general partner executive officer either at the time of the bankruptcy or within two years prior to that time;

2. any conviction in a criminal proceeding or being subject to a pending criminal proceeding ( excluding traffic violations and other minor offenses);

3. being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities or

4. being found by a court of competent jurisdiction ( in a civil action), the Securities and Exchange Commission or the Commodity futures Trading commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

__________________________________________________________________________________________________________________________________________________________________________________________________

CORPORATE GOVERNANCE

The Company does not have an audit committee or an audit committee financial expert (as defined in Item 407 of Regulation S-K) serving on its Board of Directors.  The Company has not yet employed an audit committee financial expert on its Board due to the inability to attract such a person.

The Company intends to establish an audit committee of the Board of Directors, which will consist of independent directors. The audit committee's duties will be to recommend to the Company's Board of Directors the engagement of an independent registered public accounting firm to audit the Company's financial statements and to review the Company's accounting and auditing principles. The audit committee will review the scope, timing and fees for the annual audit and the results of audit examinations performed by the internal auditors and independent registered public accounting firm, including their recommendations to improve the system of accounting and internal controls. The audit committee will at all times be composed exclusively of directors who are, in the opinion of the Company's Board of Directors, free from any relationship which would interfere with the exercise of independent judgment as a committee member and who possess an understanding of financial statements and generally accepted accounting principles.

ITEM 11. EXECUTIVE COMPENSATION

There were no option grants or exercises by any of the executive officers named in the Summary Compensation Table below.

EQUITY INCENTIVE PLAN

We did not have an Equity Incentive Plan in place as of June 30, 2012.

_________________________________________________________________________________________________________________________________________________________________________________________________

PENSION, RETIREMENT OR SIMILAR BENEFIT PLANS

As of June 30, 2012 and 2011, we had no pension plans, compensatory plans or other arrangements that provide compensation in the event of termination of employment or change in control of us. There are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers. We have no material bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officers, except that stock options may be granted at the discretion of the Board of Directors or a committee thereof.

LONG-TERM INCENTIVE PLANS

There are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers.

SUMMARY COMPENSATION TABLE

The table below summarizes all compensation awarded to, earned by, or paid to each named executive officer for our last 24 months for all services rendered to us.

Name & Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-qualified Deferred Compensation Earnings ($)	Other Compensation ($)	Total ($)
Tian Jia CEO/CFO	2011	-0-	-0-	-0-	-0-	-0-	$6,000	-0-	$6,000
	2012	-0-	-0-	-0-	-0-	-0-	$6,000	-0-	$6,000

COMPENSATION OF DIRECTORS TABLE

The table below summarizes all compensation paid to our directors as of June 30, 2012.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-qualified Deferred Compensation Earnings ($)	All other Compensation ($)	Total ($)
Tian Su Hua Director	-0-	$128,000 [1]	-0-	-0-	-0-	-0-	$128,000

 [1] fair value of 128,000 shares transferred from Tian Jia, CEO/CFO

__________________________________________________________________________________________________________________________________________________________________________________________________

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following is a table detailing the current shareholders of China Inc., owning 5% or more of the common stock, and shares owned by our directors and officers as if June 30, 2012.

Title of Class	Beneficial Owners [1]	Beneficial Ownership [2]	Percentage of Ownership [3]
Common Stock	Tian Jia	12,800,000	25.6%
	Tian Su Hua	12,800,000	25.6%
		25,600,000	51.2%

[1] Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights.

[2] All director and executive officer as a group (two persons).

[3] Based on the total of 50,000,000 outstanding common shares as of June 30, 2012.

(2) TEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Other than the transactions discussed below, we have not entered into any transaction nor are there any proposed transactions in which any of our directors, executive officers, stockholders or any member of the immediate family of any of the foregoing had or is to have a direct or indirect material interest.

(a) As of June 30, 2012, there is an accrued salary payable to our Officer, Tian Jia, in the amount of $24,000.

DIRECTOR INDEPENDENCE

We are not subject to listing requirements of any national securities exchange(s) and, as a result, we are not at this time required to have our board comprised of a majority of independent directors.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Below is the table of Audit Fees (amounts in US$) billed by our auditor(s) in connection with the audit of the Company annual financial statements for the years ended:

	Year Ended June 30, 2012	Year Ended June 30, 2011
Audit fees	$1,500	$3,500
Audit-related fees	$800	$0
Tax fees	$0	$0
All other fees	$0	$0
Total	$2,300	$3,500

PRE-APPROVAL POLICIES AND PROCEDURES

We have implemented pre-approval policies and procedures related to the provision of audit and non-audit services. Under these procedures, our board of directors pre-approves all services to be provided by independent auditors and tax consultants, and the estimated fees related to these services.

__________________________________________________________________________________________________________________________________________________________________________________________________

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES (a) Financial Statements and Schedules: Financial statements as of June 30, 2012, and for the period then ended are included in Item 8. All schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto. Exhibit Description 3.1 Certificate of Incorporation * 3.2 Amendment of Certificate of Incorporation * 3.3 Bylaws * 10.1 Sales Agreement- Ningbo Solar Electric Power Co. Ltd. * 10.2 Royalty Agreement- Graduate School, Tsinghua University* 10.3 Sales Agreement- Clear Energy Holding Co, Ltd. * 10.4 Sales Agreement- Himin Holding co, Ltd.,* 31.01 Certification of Principal Executive Officer Pursuant to Rule 13a-14 31.02 Certificate of Principal Financial Officer Pursuant to Rule 13a-14 32.01 Certificate of CEO and CFO Pursuant to Section 906 of the Sarbanes-Oxley Act 101 XBRL Reports ** * Incorporated by reference to Registration Statement on Form S-1 filed September 16, 2010. * XBRL Information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended and otherwise is not subject to liability under these sections. 21 __________________________________________________________________________________________________________________________________________________________________________________________________

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

China Inc.

/s/ Tian Jia

By: Tian Jia

Its: President, Principal Executive Officer & Principal Financial Officer, Principal Accounting Officer, Director

Dated: September 26, 2012

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:

/s/ Tian Su Hua

TIAN SU HUA

Director

Dated: September 26, 2012

_________________________________________________________________________________________________________________________________________________________________________________________________