Form 10-Q
period 2013-03-31
China Inc
filed 2013-05-14
CIK 1494562

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted  and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  [x] Yes   [  ] No

 Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the most practicable date: 50,000,000 as of April 15, 2013

China Inc.

Form 10-Q Report Index

Page No.
PART 1. FINANCIAL INFORMATION
Item 1. Financial Statements
Condensed Balance Sheets as of March 31, 2013 ( unaudited) and June 30, 2012 ( audited)	2
Condensed Statements of Operations for the three and nine months ended March 31, 2013 and March 31, 2012 and from May 30, 2008 ( inception) through March 31, 2013 ( unaudited)	3
Condensed Statements of Cash Flows for the nine months ended March 31, 2013 and March 31, 2012 and from May 30, 2008 ( inception) through March 31, 2013 ( unaudited)	4
Notes to Condensed Financial Statements	5
Item 2. Management Discussion and Analysis of Financial Condition	8
Item 3. Quantitative and Qualitative Disclosures about Market Risk	10
Item 4. Control and Procedures	10
PART II. OTHER INFORMATION
Item 1. Legal Proceedings	11
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	11
Item 3. Defaults Upon Senior Securities	11
Item 4. Mine Safety Disclosures	11
Item 5. Other Information	11
Item 6. Exhibits	11
Item 7. Signature	11

CHINA INC.,

( A Development Stage Company)

Condensed Balance Sheets

	March 31, 2013 ( unaudited)	June 30, 2012 ( audited)
ASSETS
CURRENT ASSETS:
Cash	$11,521	$48,133
TOTAL CURRENT ASSETS	11,521	48,133
Real estate held for development	70,000	70,000
TOTAL ASSETS	$81,521	$118,133
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Note payable-stockholder	$29,337	$30,750
Accrued expenses	5,742	27,371
Total current liabilities	35,079	58,121
STOCKHOLDERS' EQUITY
Common Stock par value of $0.0001, 75,000,000 shares authorized, 50,000,000 shares issued and outstanding.	5,000	5,000
Additional paid-in capital	256,938	256,938
Deficit accumulated during development stage	(215,496)	(201,926)
Total stockholder's Equity	46,422	60,012
TOTAL LIABILITIES AND STOCKOLDERS' EQUITY	$81,521	$118,133

See the accompanying notes to the unaudited condensed financial statements

 China Inc.

(A Development Stage Company)

Condensed Statements of Operations

(unaudited)

	Three Months Ended March 31, 2013	Three Months Ended March 31, 2012	Nine Months Ended March 31, 2013	Nine Months Ended March 31, 2012	May 30, 2008 ( Inception) Through March 31, 2013
REVENUES	$-	$-	$-	$-	$-
OPERATING EXPENSES:
GENERAL AND ADMINISTRATIVE	3,468	3,953	13,570	12,248	(215,496)
TOTAL EXPENSES	3,468	3,953	13,570	12,248	(215,496)
LOSS FROM OPERATIONS	(3,468)	(3,953)	(13,570)	(12,248)	(215,496)
PROVISIONS FOR INCOME TAXES			-	-
NET LOSS	(3,468)	(3,953)	(13,570)	(12,248)	(215,496)
NET LOST PER SHARE: BASIC AND DILUTED	$0.00	$0.00	$0.00	$0.00	$0.00
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	50,000,000	45,000,000	50,000,000	45,000,000

See the accompanying notes to the condensed unaudited financial statements.

China Inc.

(A Development Stage Company)

Condensed Statements of Cash Flows

( unaudited)

		Nine Months Ended March 31, 2013		Nine Months Ended March 31, 2011		May 30, 2008 (Inception) through March 31, 2013
OPERATING ACTIVITIES:
Net Loss		$(13,570)		$(12,248)		$(215,496)
Adjustments to reconcile net loss to net cash used in operations
Impairment of real estate held for development		-				13,938
Stock-Based Compensation		-		-		128,000
Increase (decrease) in Accrued Expenses				(5,396)		7,705
Net Cash used in Operating Activities:		(35,199)		(15,062)		(67,816)
FINANCING ACTIVITIES:
Proceeds from Note payable stockholder				18,000		30,750
Repayment of Note Payable for stockholder				-		(1,413)
Issuance of Common Stock for Cash				-		50,000
Net Cash (used in) provide by financing activities		(1,413)		18,000		79,337
Net Increase (decrease) in Cash		(36,612)		2,939		11,521
CASH AT THE BEGINNING OF THE PERIOD		48,133		782		-
CASH AT THE END OF THE PERIOD		$11,521		$3,721		$11,521
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION		-		-		-
Interest Paid		$-		$-		$-
Income taxes Paid	$		$		$
SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES		-		-
Issuance of Common stock in Exchange for Property		$-		$-		$83,938

See the accompanying notes to the condensed unaudited financial statements.

China Inc.

(A Development Stage Company)

Notes to the Financial Statements ( unaudited)

Nine months Ended March 31, 2013 and 2012(unaudited)

 NOTE 1. NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT POLICIES

NATURE OF OPERATIONS

China Inc. (the "Company") was incorporated in Nevada on May 30, 2008. The Company is a Development Stage Company, as defined by Financial Accounting Standards Board of Accounting Standards Codification ("ASC") 915 "Development Stage Entities". In a development stage company, management devotes most of its activities to developing a market for its products and services. The Company has accumulated operating losses of $215,496 since its inception. The Company expects to fund itself in the next twelve months by the sale of common shares and generate revenues through sales activities. The ability of the Company to emerge from the development stage with respect to any planned business activities is dependent upon its successful efforts to raise additional equity financing and/or generate significant revenue and profitable operations.

Our business plan includes the selling of other vendors and manufacturers' product through Internet and trade shows. We have signed an Original Equipment Manufacturer ("OEM") agreement with Himin Clean Energy Holdings, Ltd., in China. The material terms of this OEM agreement included (a) application for OEM certification by third parties at our own expense, (b) to use our logo and trade names for all OEM products. (c) packaging and labels based on our specification and(d) competitive pricing at 15-20% below prevailing market price in the U.S. Our business plan also focuses on research and development activities in China.  We are committed to the research and development of new technologies. We are currently able to obtain the  necessary research materials from China. DEC Emei Semiconductor Material Ltd., and Sichuan Apollo solar Science & Technology Co., Inc are two of our suppliers of Cadium Telluride. As of March 31, 2013, we are planning to develop new suppliers for Cadium Telluride and other strategic metals for research and development.

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

Certain information or footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position, results of operations, or cash flows. It is management's opinion, however, that all material adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair financial statement presentation. The interim results for the period ended March 31, 2013 are not necessarily indicative of results for the full fiscal year.

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

CASH AND CASH EQUIVALENTS

For purposes of the statement of cash flows, the Company considers all highly liquid investments and short-term debt instruments with original maturities of three months or less to be cash equivalents. As of March 31, 2013, there were no cash equivalents.

CONCENTRATION OF RISK

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents. The Company places its cash with high quality banking institutions. From time to time, the Company maintains cash balances at certain institutions in excess of the Federal Deposit Insurance Corporation limit. As of March 31, 2013, the Company did not have any deposits in excess of insured limits.

LOSS PER COMMON SHARE

Basic loss per common share excludes dilution and is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted earnings per common share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. As of March 31, 2013, there are no outstanding dilutive securities.

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

NOTE 2. INCOME TAXES

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. In assessing the realizability of deferred tax assets, Management evaluates whether it is more likely than not that some portion or all of its deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based on Management’s evaluation, the net deferred tax asset was offset by a full valuation allowance in all periods presented. The Company’s deferred tax asset valuation allowance will be reversed if and when the Company generates sufficient taxable income in the future to utilize the tax benefits of the related deferred tax assets. As of March 31, 2013, the Company had a net operating loss carry-forward of approximately $215,496 which may be used to offset future taxable income and begins to expire in 2030.

NOTE 3. GOING CONCERN

These financial statements have been prepared on a going concern basis, which implies the company will continue to meet its obligations and continue its operations for the next fiscal year. As of March 31, 2013, the Company has not generated revenues and has accumulated losses of $215,496 since inception. The continuation of the Company as a going concern is dependent upon financial support from its stockholder, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. Realizable values may be substantially different from carrying values as shown and these financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 4. RELATED PARTY TRANSACTIONS

The Company owes its CEO and Director, Tian Jia, a total of $29,337, as of March 31, 2013 in the form of an unsecured loan. The note is due on demand and bears interest at an annual rate of 4%.

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

·         We would no longer rely on our supplier's facilities to store our own merchandises

RESULTS OF OPERATIONS

The Company's operating expenses consist of accounting fees, officer's salary, and real estate taxes. The Company generated no revenue during the nine months ended March 31, 2013 and 2012. Operating expenses were $13,570 and $12,248 for the nine months ended March 31, 2013 and March 31, 2012, respectively. Operating expenses were 3,468 and $3,953 for the three months ended March 31, 2013 and March 31, 2012, respectively. Our net loss during the nine months ended March 31, 2012 was $12,248 or less than $0.01 per share compared to a net loss of $13,570 or less than $0.01 during the nine months ended March 31, 2012. Our net loss during the three months ended March 31, 2012 was $3,953 or less than $0.01 per share compared to a net loss of $3,953 or less than $0.01 during the three months ended March 31, 2013.

.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2013, our total assets were $81,521, we had $11,521 in cash and $70,000 in land holdings; and our total liabilities were $35,079.. The Company has not generated any revenues since inception. The Company is seeking additional capital resources through the issuance of common stock and additional capital contributions from shareholders to fund administrative expenses, pending full implementation of our business plan.

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

Item 4. CONTROLS AND PROCEDURES.

In connection with the preparation of this quarterly report, an evaluation was carried out by the Company's management, with the participation of the chief executive officer and the chief financial officer, of the effectiveness of the Company disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 ("Exchange Act") as of March 31, 2013.. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Commission rules and forms, and that such information is accumulated and communicated to management, including the chief executive officer and the chief financial officer, to allow timely decisions regarding required disclosures.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; and (3) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by our Chief Executive Officer in connection with the review of our financial statements as of March 31, 2013.

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

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no unregistered sales of equity securities during the quarterly period ended March 31, 2013.

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

Dated: May 13,2013